Form 10-K
period 2023-12-31
Benchmark 2018-B7 Mortgage Trust
filed 2024-03-14
CIK 1757018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Green Loan Services LLC is the special servicer of the DUMBO Heights Portfolio Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the DUMBO Heights Portfolio from November 9, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the Overland Park Xchange Mortgage Loan, the Phoenix Marriott Tempe at the Buttes Mortgage Loan and the Concord Plaza Mortgage Loan and the primary servicer and special servicer of the Shelbourne Global Portfolio I Mortgage Loan, which constituted approximately 2.1%, 2.1%, 1.6% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Overland Park Xchange Mortgage Loan and the Concord Plaza Mortgage Loan from January 1, 2023 to May 9, 2023 and the Phoenix Marriott Tempe at the Buttes Mortgage Loan from January 1, 2023 to May 4, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

K-Star Asset Management LLC is the special servicer of the Overland Park Xchange Mortgage Loan, the Phoenix Marriott Tempe at the Buttes Mortgage Loan and the Concord Plaza Mortgage Loan, which constituted approximately 2.1%, 2.1% and 1.6%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Overland Park Xchange Mortgage Loan and the Concord Plaza Mortgage Loan from May 10, 2023 to December 31, 2023 and the Phoenix Marriott Tempe at the Buttes Mortgage Loan from May 5, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the Overland Park Xchange Mortgage Loan, the Concord Plaza Mortgage Loan and the Phoenix Marriott Tempe at the Buttes Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the DUMBO Heights Portfolio Mortgage Loan, the Aventura Mall Mortgage Loan, the 636 11th Avenue Mortgage Loan, the Aon Center Mortgage Loan, the Overland Park Xchange Mortgage Loan, the Concord Plaza Mortgage Loan, the Phoenix Marriott Tempe at the Buttes Mortgage Loan, the Shelbourne Global Portfolio I Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan and the Outlet Shoppes at El Paso Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Aon Center Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the Shelbourne Global Portfolio I Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Green Loan Services LLC as special servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Overland Park Xchange Mortgage Loan and the Concord Plaza Mortgage Loan prior to May 10, 2023 and the Phoenix Marriott Tempe at the Buttes Mortgage Loan prior to May 5, 2023 and as primary servicer and special servicer of the Shelbourne Global Portfolio I Mortgage Loan and of K-Star Asset Management LLC as special servicer of the Overland Park Xchange Mortgage Loan and the Concord Plaza Mortgage Loan on and after May 10, 2023 and the Phoenix Marriott Tempe at the Buttes Mortgage Loan on and after May 5, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Green Loan Services LLC as special servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023, CWCapital Asset Management LLC as special servicer of the Aventura Mall Mortgage Loan and the 636 11th Avenue Mortgage Loan, Situs Holdings, LLC as special servicer of the Aon Center Mortgage Loan, K-Star Asset Management LLC as special servicer of the Overland Park Xchange Mortgage Loan and the Concord Plaza Mortgage Loan on and after May 10, 2023 and the Phoenix Marriott Tempe at the Buttes Mortgage Loan on and after May 5, 2023, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Overland Park Xchange Mortgage Loan and the Concord Plaza Mortgage Loan prior to May 10, 2023 and the Phoenix Marriott Tempe at the Buttes Mortgage Loan prior to May 5, 2023 and as primary servicer and special servicer of the Shelbourne Global Portfolio I Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan and the Outlet Shoppes at El Paso Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.19         Co-Lender Agreement, dated as of July 12, 2018, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder and Initial Note A-4 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial Note A-9 Holder and Initial Note A-10 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B-1 Holder and Initial Note B-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 28, 2018 under Commission File No. 333-226943-01 and incorporated by reference herein).

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

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.8         KeyBank National Association, as Primary Servicer of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 33.1)

33.9         LNR Partners, LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan prior to November 9, 2023 (see Exhibit 33.2)

33.10       Green Loan Services LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023 (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Trustee of the DUMBO Heights Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 33.4)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.15       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 33.1)

33.16       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 33.2)

33.17       Wells Fargo Bank, National Association, as Trustee of the Liberty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Liberty Portfolio Mortgage Loan (see Exhibit 33.4)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the Liberty Portfolio Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.21       KeyBank National Association, as Primary Servicer of the Shops at Solaris Mortgage Loan (see Exhibit 33.1)

33.22       LNR Partners, LLC, as Special Servicer of the Shops at Solaris Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Shops at Solaris Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Shops at Solaris Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Shops at Solaris Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.27       KeyBank National Association, as Primary Servicer of the 192 Lexington Avenue Mortgage Loan (see Exhibit 33.1)

33.28       LNR Partners, LLC, as Special Servicer of the 192 Lexington Avenue Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the 192 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the 192 Lexington Avenue Mortgage Loan (see Exhibit 33.4)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the 192 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan

33.34       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

33.35       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 33.4)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 33.5)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.40       KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 33.1)

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

33.42       Wells Fargo Bank, National Association, as Trustee of the Aon Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 33.4)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 33.5)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 33.33)

33.47       CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 33.34)

33.48       Wilmington Trust, National Association, as Trustee of the 636 11th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the 636 11th Avenue Mortgage Loan (see Exhibit 33.4)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the 636 11th Avenue Mortgage Loan (see Exhibit 33.5)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 33.38)

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

33.56       Wells Fargo Bank, National Association, as Custodian of the Workspace Mortgage Loan (see Exhibit 33.4)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Workspace Mortgage Loan (see Exhibit 33.5)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.59       KeyBank National Association, as Primary Servicer of the Overland Park Xchange Mortgage Loan (see Exhibit 33.1)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Overland Park Xchange Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

33.61       K-Star Asset Management LLC, as Special Servicer of the Overland Park Xchange Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.62       Wilmington Trust, National Association, as Trustee of the Overland Park Xchange Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Citibank, N.A., as Custodian of the Overland Park Xchange Mortgage Loan

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Overland Park Xchange Mortgage Loan (see Exhibit 33.5)

33.65       U.S. Bank National Association, as Servicing Function Participant of the Overland Park Xchange Mortgage Loan

33.66       KeyBank National Association, as Primary Servicer of the Concord Plaza Mortgage Loan (see Exhibit 33.1)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Plaza Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

33.68       K-Star Asset Management LLC, as Special Servicer of the Concord Plaza Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.69       Wilmington Trust, National Association, as Trustee of the Concord Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Citibank, N.A., as Custodian of the Concord Plaza Mortgage Loan (see Exhibit 33.63)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Plaza Mortgage Loan (see Exhibit 33.5)

33.72       U.S. Bank National Association, as Servicing Function Participant of the Concord Plaza Mortgage Loan (see Exhibit 33.65)

33.73       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Trustee of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio I Mortgage Loan (see Exhibit 33.4)

33.77       Pentalpha Surveillance LLC, as Operating Advisor of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.79       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.33)

33.80       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan

33.81       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.4)

33.83       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.5)

33.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.38)

33.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.86       Wells Fargo Bank, National Association, as Primary Servicer of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 33.33)

33.87       Rialto Capital Advisors, LLC, as Special Servicer of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 33.80)

33.88       Wilmington Trust, National Association, as Trustee of the Outlet Shoppes at El Paso Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Custodian of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 33.4)

33.90       Park Bridge Lender Services LLC, as Operating Advisor of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 33.5)

33.91       CoreLogic Solutions, LLC, as Servicing Function Participant of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 33.38)

33.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.93       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 33.33)

33.94       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Phoenix Marriott Tempe at the Buttes Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

33.95       K-Star Asset Management LLC, as Special Servicer of the Phoenix Marriott Tempe at the Buttes Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

33.96       Wilmington Trust, National Association, as Trustee of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (Omitted. See Explanatory Notes.)

33.97       Citibank, N.A., as Custodian of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 33.63)

33.98       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 33.5)

33.99       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 33.38)

33.100     U.S. Bank National Association, as Servicing Function Participant of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 33.65)

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

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.8         KeyBank National Association, as Primary Servicer of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 34.1)

34.9         LNR Partners, LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan prior to November 9, 2023 (see Exhibit 34.2)

34.10       Green Loan Services LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023 (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Trustee of the DUMBO Heights Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 34.4)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.15       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 34.1)

34.16       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 34.2)

34.17       Wells Fargo Bank, National Association, as Trustee of the Liberty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Liberty Portfolio Mortgage Loan (see Exhibit 34.4)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the Liberty Portfolio Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.21       KeyBank National Association, as Primary Servicer of the Shops at Solaris Mortgage Loan (see Exhibit 34.1)

34.22       LNR Partners, LLC, as Special Servicer of the Shops at Solaris Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Shops at Solaris Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Shops at Solaris Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Shops at Solaris Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.27       KeyBank National Association, as Primary Servicer of the 192 Lexington Avenue Mortgage Loan (see Exhibit 34.1)

34.28       LNR Partners, LLC, as Special Servicer of the 192 Lexington Avenue Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the 192 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the 192 Lexington Avenue Mortgage Loan (see Exhibit 34.4)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the 192 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan

34.34       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

34.35       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 34.4)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 34.5)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.40       KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 34.1)

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

34.42       Wells Fargo Bank, National Association, as Trustee of the Aon Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 34.4)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 34.5)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 34.33)

34.47       CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 34.34)

34.48       Wilmington Trust, National Association, as Trustee of the 636 11th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the 636 11th Avenue Mortgage Loan (see Exhibit 34.4)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the 636 11th Avenue Mortgage Loan (see Exhibit 34.5)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 34.38)

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

34.56       Wells Fargo Bank, National Association, as Custodian of the Workspace Mortgage Loan (see Exhibit 34.4)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Workspace Mortgage Loan (see Exhibit 34.5)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.59       KeyBank National Association, as Primary Servicer of the Overland Park Xchange Mortgage Loan (see Exhibit 34.1)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Overland Park Xchange Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

34.61       K-Star Asset Management LLC, as Special Servicer of the Overland Park Xchange Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.62       Wilmington Trust, National Association, as Trustee of the Overland Park Xchange Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Citibank, N.A., as Custodian of the Overland Park Xchange Mortgage Loan

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Overland Park Xchange Mortgage Loan (see Exhibit 34.5)

34.65       U.S. Bank National Association, as Servicing Function Participant of the Overland Park Xchange Mortgage Loan

34.66       KeyBank National Association, as Primary Servicer of the Concord Plaza Mortgage Loan (see Exhibit 34.1)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Plaza Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

34.68       K-Star Asset Management LLC, as Special Servicer of the Concord Plaza Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.69       Wilmington Trust, National Association, as Trustee of the Concord Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Citibank, N.A., as Custodian of the Concord Plaza Mortgage Loan (see Exhibit 34.63)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Plaza Mortgage Loan (see Exhibit 34.5)

34.72       U.S. Bank National Association, as Servicing Function Participant of the Concord Plaza Mortgage Loan (see Exhibit 34.65)

34.73       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Trustee of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio I Mortgage Loan (see Exhibit 34.4)

34.77       Pentalpha Surveillance LLC, as Operating Advisor of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.79       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.33)

34.80       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan

34.81       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.4)

34.83       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.5)

34.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.38)

34.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.86       Wells Fargo Bank, National Association, as Primary Servicer of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 34.33)

34.87       Rialto Capital Advisors, LLC, as Special Servicer of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 34.80)

34.88       Wilmington Trust, National Association, as Trustee of the Outlet Shoppes at El Paso Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Custodian of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 34.4)

34.90       Park Bridge Lender Services LLC, as Operating Advisor of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 34.5)

34.91       CoreLogic Solutions, LLC, as Servicing Function Participant of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 34.38)

34.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.93       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 34.33)

34.94       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Phoenix Marriott Tempe at the Buttes Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

34.95       K-Star Asset Management LLC, as Special Servicer of the Phoenix Marriott Tempe at the Buttes Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

34.96       Wilmington Trust, National Association, as Trustee of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (Omitted. See Explanatory Notes.)

34.97       Citibank, N.A., as Custodian of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 34.63)

34.98       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 34.5)

34.99       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 34.38)

34.100     U.S. Bank National Association, as Servicing Function Participant of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 34.65)

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

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan prior to November 9, 2023 (see Exhibit 35.2)

35.7         Green Loan Services LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023 (Omitted. See Explanatory Notes.)

35.8         KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       KeyBank National Association, as Primary Servicer of the Shops at Solaris Mortgage Loan (see Exhibit 35.1)

35.11       LNR Partners, LLC, as Special Servicer of the Shops at Solaris Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the 192 Lexington Avenue Mortgage Loan (see Exhibit 35.1)

35.13       LNR Partners, LLC, as Special Servicer of the 192 Lexington Avenue Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan

35.15       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 35.1)

35.17       Situs Holdings, LLC, as Special Servicer of the Aon Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 35.14)

35.19       CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       KeyBank National Association, as Primary Servicer of the Workspace Mortgage Loan (see Exhibit 35.1)

35.21       KeyBank National Association, as Special Servicer of the Workspace Mortgage Loan (see Exhibit 35.1)

35.22       KeyBank National Association, as Primary Servicer of the Overland Park Xchange Mortgage Loan (see Exhibit 35.1)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Overland Park Xchange Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

35.24       K-Star Asset Management LLC, as Special Servicer of the Overland Park Xchange Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.25       KeyBank National Association, as Primary Servicer of the Concord Plaza Mortgage Loan (see Exhibit 35.1)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Plaza Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

35.27       K-Star Asset Management LLC, as Special Servicer of the Concord Plaza Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 35.14)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Outlet Shoppes at El Paso Mortgage Loan (see Exhibit 35.14)

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the Outlet Shoppes at El Paso Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Marriott Tempe at the Buttes Mortgage Loan (see Exhibit 35.14)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Phoenix Marriott Tempe at the Buttes Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

35.36       K-Star Asset Management LLC, as Special Servicer of the Phoenix Marriott Tempe at the Buttes Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 13, 2024

/s/ Matt Smith

Matt Smith, Director

Date: March 13, 2024